Form 10-K
period 2004-12-31
Morgan Stanley ABS Capital I Inc. Trust 2004-OP1
filed 2005-03-31
CIK 1310597

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-113543-20


        MORGAN STANLEY ABS CAPITAL I, INC.
        (as Depositor under the Pooling and Servicing Agreement dated as of November 1, 2004, providing for the issuance of Mortgage Pass-Through Certificates, Series 2004-OP1)

     (Exact name of registrant as specified in its charter)


   Delaware                                         13-3939229
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)




   1585 Broadway, 2nd Floor
   New York, NY                                 10036
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 761-4000


  Securities registered pursuant to Section 12(b) of the Act:

        None.


  Securities registered pursuant to Section 12(g) of the Act:

        None.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        X


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

          Not applicable.


                                   PART I

  Item 1.  Business.

            Not Applicable.

  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Currently, there is no established public trading market for the Certificates known to the registrant.

            Records provided by DTC and the Trustee
            indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 30.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Sarbanes-Oxley Act Section 302 Certification

     (99.1) Annual Independent Accountants' Servicing Report concerning servicing activities.


      a) Option One, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Option One, as Servicer <F1>


     (99.3) Annual Statement of Compliance under the Pooling and Servicing
            Agreements.


      a) Option One, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

   (c) Not Applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


  Morgan Stanley ABS Capital I Inc., as Depositor


  By: /s/ Craig Phillips

  Craig Phillips, President

  Dated: March 24, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit No.

  Ex-31.1 Sarbanes-Oxley Act Section 302 Certification

  Re: Morgan Stanley ABS Capital I Inc. Trust 2004-OP1 (the "Trust"), Mortgage Pass Through Certificates, Series 2004-OP1, issued pursuant to the Pooling and Servicing Agreement, dated as of November 1, 2004 (the "Pooling and Servicing Agreement"), by and among Morgan Stanley ABS Capital I Inc., as depositor, Wells Fargo Bank, National Association, as trustee (the "Trustee"), Option One Mortgage Corporation, as servicer (in such capacity, the "Servicer") and responsible party

  I, Craig Philips, certify that:

 (1) I have reviewed this annual report on Form 10 K (the "Annual Report"), and all reports on Form 8 K containing distribution reports
     (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

 (2) Based on my knowledge, the information in the Reports, taken as a whole,does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;


 (3) Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement, for inclusion in the Reports is included in the Reports;

 (4) Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled their obligations under the Pooling and Servicing Agreement; and

 (5) The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer.

     Date: March 24, 2005

     /s/ Craig Phillips
     Craig Phillips
     President

  EX-99.1
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568


Independent Accountants' Report


The Board of Directors and Stockholder

Option One Mortgage Corporation


We have examined management's assertion, included in the accompanying management assertion, that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2004. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KMPG LLP


Los Angeles, California
February 28, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG international a Swiss cooperative.





  EX-99.2
(logo) OPTION ONE
       MORTGAGE

(logo) H&R BLOCK
an H&R Block company


Management Assertion


As of and for the year ended December 31, 2004, Option One Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of $30,000,000 and $10,000,000, respectively.



/s/ Robert E. Dubrish
Robert E. Dubrish, Chief Executive Officer


/s/ William L. O'Neill
William L. O'Neill, Chief Financial Officer


/s/ Matthew A. Engel
Matthew A. Engel, Controller


/s/ John A. Vella
John A. Vella, Chief Servicing Officer





  EX-99.3
(logo) OPTION ONE
MORTGAGE
an H&R BLOCK company


February 28, 2005




Wells Fargo Bank, NA
PO Box 98
Columbia, MD 21046
Attn: MS 2004-OP1



Fitch, Inc.
One State Street Plaza
New York, NY 10004
Attn: MS 2004-OP1



Moody's Investors Service, Inc.
99 Church Street
New York, NY 10007
Attn: MS 2004-OP1



Standard & Poor's Rating Services
55 Water Street
New York, NY 10041
Attn: MS 2004-OP1



Morgan Stanley & Co. Incorporated
5002 T-Rex Ave., Suite 300
Boca Raton, FL 33431
Attn: Jeff Williams, Morgan Stanley - Servicing Oversight




Pursuant to Section 3.22 of the Pooling and Servicing Agreement, dated and effective as of November 1, 2004, among Morgan Stanley ABS Capital I Inc., as Depositor, Option One Mortgage Corporation, as Servicer and Responsible Party, and Wells Fargo Bank, National Association, as Trustee (the "Servicing Agreement"),enclosed is the required officer's certificate of compliance.


If you have any questions, please contact Elizabeth Nguyen at (949) 790-3923






Option One Mortgage Corporation
3 Ada
Irvine, CA 92618






www.optiononeonline.com
3 Ada * Irvine * California * 92618. 949.704.3600 * Fax 949.790.751

(logo) Equal Housing Lender




OFFICER'S CERTIFICATE

ANNUAL STATEMENT OF THE SERVICER




I, William L. O'Neill, a duly appointed Senior Vice President/Chief
Financial Officer of Option One Mortgage Corporation, the Servicer, hereby certify that (i) a review of the activities of the Servicer during the calendar year ended December 31, 2004 and of performance under the Servicing Agreement, as defined in the cover letter, has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement during such year.


By: /s/ William L. O'Neill

Name: William L. O'Neill
Title: Senior Vice President/Chief Financial Officer
Date: February 28, 2005





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1A                           1,318,505.49         11,213,366.53                 0.00             690,041,633.47
   A-1B                             144,472.96          1,245,942.05                 0.00              76,672,057.95
   A-2A                             432,083.33          7,363,775.35                 0.00             247,636,224.65
   A-2B                             179,166.67                  0.00                 0.00             100,000,000.00
   A-2C                             164,371.46                  0.00                 0.00              86,385,000.00
   A-2D                              91,274.47            818,200.97                 0.00              48,224,799.03
   B-1                               50,836.94                  0.00                 0.00              18,580,000.00
   B-2                               35,179.68                  0.00                 0.00              12,386,000.00
   B-3                               56,340.92                  0.00                 0.00              15,483,000.00
   M-1                              103,375.81                  0.00                 0.00              51,868,000.00
   M-2                               90,423.61                  0.00                 0.00              44,900,000.00
   M-3                               59,078.25                  0.00                 0.00              28,644,000.00
   M-4                               55,739.25                  0.00                 0.00              24,773,000.00
   M-5                               52,071.53                  0.00                 0.00              22,450,000.00
   M-6                               45,675.83                  0.00                 0.00              18,580,000.00
   P                                341,710.48                  0.00                 0.00           1,527,653,530.75
   R                                      0.00                  0.00                 0.00                       0.00
   X                              5,806,259.54                  0.00                 0.00              41,029,815.65